Form 10-K/A
period 1999-12-31
SALOMON BROTHERS MORT SEC VII INC FL RTE CERT SE 1999-AQ2
filed 2001-04-19
CIK 1098804

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-84249-02

   Salomon Brothers Mortgage Securities VII, Inc.
   Floating Rate Mortgage Pass-Through Certificates Series 1999-AQ2 Trust (Exact name of registrant as specified in its charter)



New York                        52-2208547 52-2208546
                                52-2208549
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)


c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Salomon Brothers Mortgage Securities VII, Inc. Floating Rate Mortgage Pass-Through Certificates Series, 1999-AQ2 Trust established pursuant to the Pooling and Servicing Agreement among Salomon Brothers Mortgage Securities VII, INC. as Depositor, and Ameriquest Mortgage Company as Master Servicer, and Wells Fargo Bank Minnesota,N.A. as Trustee pursuant to which the Salomon Brothers Mortgage Securities VII, Inc. Mortgage Pass-Through Certificates Series 1999-AQ2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                        a)   Ameriquest Mtg <F1>

             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                         a)   Ameriquest Mtg <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                         a)   Ameriquest Mtg <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


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


            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Salomon Brothers Mortgage Securities VII, Inc.
 Floating Rate Mortgage Pass-Through Certificates
 Series  1999-AQ2 Trust


Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps, Vice president
By:  /s/  Sherri Sharps, Vice president

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                         a)   Ameriquest Mtg <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                        a)   Ameriquest Mtg <F1>



99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                       a)   Ameriquest Mtg <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.